Form 10-Q
period 2001-06-29
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2001-08-09
CIK 1051827, 1051829

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2001 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III BALANCE SHEETS (unaudited) (dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 29, 2001  DECEMBER 29, 2000
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  773,196         $  773,196
Income receivable                                                                             13,531             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  786,727
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   13,531         $   13,531
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7% Trust Originated Preferred Securities; 30,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   750,000            750,000

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    23,196             23,196
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                773,196            773,196
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  786,727         $  786,727
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 29, 2001        JUNE 30, 2000
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $  13,531            $  13,531
                                                                              =========            =========




                                                                            FOR THE SIX MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 29, 2001        JUNE 30, 2000
                                                                         --------------       --------------

EARNINGS

Income on partnership preferred securities                                    $  27,062            $  27,062
                                                                              =========            =========


See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTHS ENDED
                                                          ---------------------------------------

                                                               JUNE 29, 2001        JUNE 30, 2000
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              27,062               27,062
Distributions                                                        (13,531)             (27,062)
Distributions payable                                                (13,531)                   -
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 29, 2001        JUNE 30, 2000
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $ 27,062            $  27,062
                                                                                     ---------            ---------
      Cash provided by operating activities                                             27,062               27,062
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (27,062)             (27,062)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (27,062)             (27,062)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at June 29, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 29, 2001
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 29, 2001   DECEMBER 29, 2000
                                                                              --------------   -----------------
ASSETS

Cash                                                                             $         -          $        1
                                                                                 -----------          ----------
Investments:
   Affiliate debentures                                                              900,546             900,546
   U.S. Treasury bills                                                                 9,170               9,207
                                                                                  ----------          ----------
   Total investments                                                                 909,716             909,753

Income receivable                                                                     15,761              15,760
                                                                                  ----------          ----------
Total Assets                                                                      $  925,477          $  925,514
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,761          $   15,760
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      773,196             773,196
   General partnership interest                                                      136,520             136,558
                                                                                  ----------          ----------
   Total partners' capital                                                           909,716             909,754
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  925,477          $  925,514
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 29, 2001        JUNE 30, 2000
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,759           $   15,759
   U.S. Treasury bills                                                 103                  131
                                                                ----------           ----------
Earnings                                                        $   15,862           $   15,890
                                                                ==========           ==========



                                                                FOR THE SIX MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 29, 2001        JUNE 30, 2000
                                                            --------------       --------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   31,519           $   31,519
   U.S. Treasury bills                                                 244                  251
                                                                ----------           ----------
Earnings                                                        $   31,763           $   31,770
                                                                ==========           ==========
















See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                 FOR THE SIX MONTHS ENDED
                                                         ---------------------------------------

                                                              JUNE 29, 2001        JUNE 30, 2000
                                                             --------------      ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              27,062               27,062
Distributions                                                       (13,531)             (27,062)
Distributions payable                                               (13,531)                   -
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,558              136,532
Net income allocated to general partner                               4,701                4,708
Distributions                                                        (2,509)              (4,696)
Distributions payable                                                (2,230)                   -
                                                                 ----------           ----------
Balance, end of period                                              136,520              136,544
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,716           $  909,740
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 29, 2001        JUNE 30, 2000
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,763            $  31,770
   Accretion of U.S. Treasury bills                                                       (244)                (251)
   Increase in income receivable                                                            (1)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,518               31,519
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (9,096)              (9,095)
   Maturities of investment securities                                                   9,378                9,335
                                                                                     ---------            ---------
      Cash provided by investing activities                                                282                  240
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (27,062)
   Distributions to general partner                                                     (4,739)              (4,696)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (31,801)             (31,758)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                          (1)                   1

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,761 were accrued at June 29, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 29, 2001
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2001.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name: John C. Stomber
                               Title: Regular Trustee



                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name: John C. Stomber
                               Title:  Senior Vice President and Treasurer



------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions