Form 10-K
period 2002-12-27
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2003-03-26
CIK 1051827, 1051829

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 27, 2002


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
7% Partnership Preferred Securities            New York Stock  Exchange
      (and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

The Registrants meet the conditions set forth in General Instruction I 1 (a) and
(b) of Form 10-K and are therefore filing this form with the reduced disclosure format.


Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [] No [x]

As of the close of business on June 28, 2002, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 26, 2003, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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





                                     PART I
                                    ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST III

Merrill Lynch Preferred Capital Trust III (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of January 12, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of
(i) issuing trust securities, consisting of 7% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding III, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.



         MERRILL LYNCH PREFERRED FUNDING III, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated January 16, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

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

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K. There are no material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-17 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.



                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

          The officer who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-K. Based on this evaluation, the officer who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective and that there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      Documents filed as part of this Report:

         1.       Financial Statements

                  The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditor' reports appear on pages F-2 through F-17.

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

         4.10     Form of Partnership Preferred Security (included in Exhibit
                  4.4 above)

         4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement)

         12*      Computation  of  Ratios  of  Earnings  to  Combined   Fixed
                  Charges  and  Preferred   Securities Distributions

         23*      Consent of Deloitte & Touche LLP

         99* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None.
------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST III

     Balance Sheets, December 27, 2002 and December 28, 2001               F-2

     Statements of Earnings, Year Ended December 27, 2002, December 28, 2001
            and December 29, 2000                                          F-3

     Statements of Changes in Stockholders' Equity, Year Ended December 27,
           2002, December 28, 2001 and December 29, 2000.                  F-4

     Statements of Cash Flows, Year Ended December 27, 2002, December 28, 2001
           and December 29, 2000                                           F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING III, L.P.

     Balance Sheets, December 27, 2002 and December 28, 2001               F-10

     Statements of Earnings, Year Ended December 27, 2002, December 28, 2001
           and December 29, 2000                                           F-11

     Statements of Changes in Partners' Capital, Year Ended
           December 27, 2002, December 28, 2001 and December 29, 2000      F-12

     Statements of Cash Flows, Year Ended December 27, 2002, December 28, 2001
           December 29, 2000                                               F-13

     Notes to Financial Statements                                         F-14

     Independent Auditors' Report                                          F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST III
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 27, 2002       DECEMBER 28, 2001
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
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------




                                                                                    FOR THE YEAR ENDED
                                                          ---------------------------------------------------------------------
                                                          DECEMBER 27, 2002          DECEMBER 28, 2001        DECEMBER 29, 2000
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
                                                                  =========                  =========                 ========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                     --------------------------------------------------------------------
                                                     DECEMBER 27, 2002         DECEMBER 28, 2001        DECEMBER 29, 2000
                                                     -----------------         -----------------        -----------------


PREFERRED SECURITIES
Balance, beginning and end of period                         $ 750,000                 $ 750,000                $ 750,000
                                                             ---------                 ---------                ---------

COMMON SECURITIES
Balance, beginning and end of period                            23,196                    23,196                   23,196
                                                             ---------                 ---------                ---------
UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                        -
Earnings                                                        54,124                    54,124                   54,124
Distributions                                                  (40,593)                  (40,593)                 (40,593)
Distributions payable                                          (13,531)                  (13,531)                 (13,531)
                                                             ---------                 ---------                ---------
Balance, end of period                                               -                         -                        -
                                                             ---------                 ---------                ---------
Total Stockholders' Equity                                   $ 773,196                 $ 773,196                $ 773,196
                                                             =========                 =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                     --------------------------------------------------------------------
                                                     DECEMBER 27, 2002         DECEMBER 28, 2001        DECEMBER 29, 2000
                                                     -----------------         -----------------        -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                    $ 54,124                  $ 54,124                 $ 54,124
  (Increase) decrease  in income receivable                          -                         -                  (13,531)
                                                              --------                  --------                 --------
        Cash provided by operating activities                   54,124                    54,124                   40,593
                                                              --------                  --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                (54,124)                  (54,124)                 (40,593)
                                                              --------                  --------                 --------
        Cash (used for) provided by financing activities       (54,124)                  (54,124)                 (40,593)
                                                              --------                  --------                 --------

NET CHANGE IN CASH                                                   -                         -                        -

CASH, BEGINNING OF PERIOD                                            -                         -                        -
                                                              --------                  --------                 --------
CASH, END OF PERIOD                                           $      -                  $      -                 $      -
                                                              ========                  ========                 ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at December 27, 2002 and December 28, 2001 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust III

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust III (the "Trust") as of December 27, 2002 and December 28, 2001, and the related statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 27, 2002 and December 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

New York, New York
March 26, 2003

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust III for 2002 and 2001 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 27,   Sept. 27,   June 28,   Mar.29,   Dec. 28,   Sept. 28,   June 29,   Mar.30,
                           2002        2002       2002      2002       2001        2001       2001      2001
                        ------------------------------------------------------------------------------------
Total Revenues           13,531      13,531     13,531    13,531     13,531      13,531     13,531    13,531

Net Earnings             13,531      13,531     13,531    13,531     13,531      13,531     13,531    13,531




MERRILL LYNCH PREFERRED FUNDING III, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                          DECEMBER 27, 2002            DECEMBER 28, 2001
                                                          -----------------            -----------------


ASSETS

Cash                                                             $        -                   $        -

Investments:
     Affiliate debentures                                           900,546                      900,547
     U.S. Treasury bills                                              9,147                        9,359
                                                                 ----------                   ----------
     Total investments                                              909,693                      909,906

Interest receivable                                                  15,760                       15,761
                                                                 ----------                   ----------
Total Assets                                                     $  925,453                   $  925,667
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $   15,760                   $   15,761
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   773,196                      773,196
     General partnership interest                                   136,497                      136,710
                                                                 ----------                   ----------
     Total partners' capital                                        909,693                      909,906
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $  925,453                   $  925,667
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                     --------------------------------------------------------------------
                                                     DECEMBER 27, 2002         DECEMBER 28, 2001        DECEMBER 29, 2000
                                                     -----------------         -----------------        -----------------



EARNINGS
Interest income:
     Affiliate debentures                                    $  63,038                 $  63,038                $  63,038
     U.S. Treasury bills                                           200                       434                      527
                                                             ---------                 ---------                ---------
Earnings                                                     $  63,238                 $  63,472                $  63,565
                                                             =========                 =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                     --------------------------------------------------------------------
                                                     DECEMBER 27, 2002         DECEMBER 28, 2001        DECEMBER 29, 2000
                                                     -----------------         -----------------        -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                 $ 773,196                 $ 773,196                $ 773,196
Net income allocated to limited partner                         54,124                    54,124                   54,124
Distributions                                                  (40,593)                  (40,593)                 (40,593)
Distributions payable                                          (13,531)                  (13,531)                 (13,531)
                                                             ---------                 ---------                ---------
Balance, end of period                                         773,196                   773,196                  773,196
                                                             ---------                 ---------                ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                   136,710                   136,558                  136,532
Net income allocated to general partner                          9,114                     9,348                    9,441
Distributions                                                   (7,098)                   (6,968)                  (7,186)
Distributions payable                                           (2,229)                   (2,228)                  (2,229)
                                                             ---------                 ---------                ---------
Balance, end of period                                         136,497                   136,710                  136,558
                                                             ---------                 ---------                ---------
TOTAL PARTNERS' CAPITAL                                      $ 909,693                 $ 909,906                $ 909,754
                                                             =========                 =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------





                                                                               FOR THE YEAR ENDED
                                                     --------------------------------------------------------------------
                                                     DECEMBER 27, 2002         DECEMBER 28, 2001        DECEMBER 29, 2000
                                                     -----------------         -----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                 $ 63,238                  $ 63,472                 $ 63,565
     Accretion of U.S. Treasury bills                             (200)                     (434)                    (527)
     (Increase) decrease  in interest receivable                     -                        (1)                 (15,760)
                                                              --------                  --------                 --------
        Cash provided by operating activities                   63,038                    63,037                   47,278
                                                              --------                  --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                        (18,191)                   (9,096)                 (18,191)
     Maturities of investment securities                        18,604                     9,378                   18,693
                                                              --------                  --------                 --------
        Cash provided by (used for) investing activities           413                       282                      502
                                                              --------                  --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                          (54,124)                  (54,124)                 (40,593)
     Distributions to general partner                           (9,327)                   (9,196)                  (7,186)
                                                              --------                  --------                 --------
        Cash (used for) provided by financing activities       (63,451)                  (63,320)                 (47,779)
                                                              --------                  --------                 --------

NET CHANGE IN CASH                                                   -                        (1)                       1

CASH, BEGINNING OF PERIOD                                            -                         1                        -
                                                              --------                  --------                 --------
CASH, END OF PERIOD                                           $      -                  $      -                 $      1
                                                              ========                  ========                 ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 and $15,761, respectively, were accrued at December 27, 2002 and December 28, 2001 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding
  III, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") as of December 27, 2002 and December 28, 2001, and the related statement of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 27, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 27, 2002 and December 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

New York, New York
March 26, 2003

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding III, L.P. for 2002 and 2001 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 27,   Sept. 27,   June 28,   Mar.29,   Dec. 28,   Sept. 28,   June 29,    Mar.30,
                           2002        2002       2002      2002       2001        2001       2001       2001
                        -------------------------------------------------------------------------------------
Total Revenues           15,797      15,801     15,802    15,838     15,854      15,855     15,862    15,901

Net Earnings             15,797      15,801     15,802    15,838     15,854      15,855     15,862    15,901

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

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

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 26th day of March, 2003.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/ DAVID H. KOMANSKY                   Director and Chairman of the Board
-----------------------------------------
       (David H. Komansky)


    /s/ E. STANLEY O'NEAL                   Director and Chief Executive Officer
-----------------------------------------   (Principal Executive Officer)
       (E. Stanley O'Neal)



    /s/ AHMASS L. FAKAHANY                  Executive Vice President and Chief
-----------------------------------------   Financial Officer (Principal
       (Ahmass L. Fakahany)                 Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W. H. CLARK                          Director
-----------------------------------------
       (W. H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)


    /s/ ROBERT P. LUCIANO                   Director
-----------------------------------------
       (Robert P. Luciano)

                          ..
    /s/ HEINZ-JOACHIM NEUBURGER             Director
-----------------------------------------
                          ..
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

                                  Certification
                                  -------------

I, John C. Stomber, certify that:

1. I have reviewed this annual report on Form 10-K of Merrill Lynch Preferred Capital Trust III and Merrill Lynch Preferred Funding III, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING III, L.P.

                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Senior Vice President and Treasurer


Dated:  March 26, 2003

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

4.10     Form of Partnership Preferred Security (included in Exhibit 4.4 above)

4.11     Form of  Subordinated  Debenture  (incorporated  by reference to
         Exhibit 4.11 to the  Registration Statement)

12*      Computation   of  Ratios  of  Earnings  to  Combined   Fixed  Charges
         and  Preferred   Securities Distributions

23*      Consent of Deloitte & Touche LLP

99* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------

* Filed herewith