Form 10-Q
period 2003-06-27
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2003-08-07
CIK 1051827, 1051829

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 27, 2003

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

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

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

As of August 7, 2003 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 27, 2003  DECEMBER 27, 2002
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               FOR THE THREE MONTHS ENDED
                                                                           ----------------------------------

                                                                           JUNE 27, 2003        JUNE 28, 2002
                                                                           -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  13,531            $  13,531
                                                                              =========            =========

FOR THE SIX MONTHS ENDED
                                                                               FOR THE SIX MONTHS ENDED
                                                                           ----------------------------------

                                                                           JUNE 27, 2003        JUNE 28, 2002
                                                                           -------------        -------------
EARNINGS

Income on partnership preferred securities                                     $  27,062            $  27,062
                                                                               =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTHS ENDED
                                                          ---------------------------------------

                                                               JUNE 27, 2003        JUNE 28, 2002
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              27,062               27,062
Distributions                                                        (13,531)             (13,531)
Distributions payable                                                (13,531)             (13,531)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 27, 2003        JUNE 28, 2002
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $ 27,062            $  27,062
                                                                                     ---------            ---------
      Cash provided by operating activities                                             27,062               27,062
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (27,062)             (27,062)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (27,062)             (27,062)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
JUNE 27, 2003
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 27, 2003   DECEMBER 27, 2002
                                                                          ------------------   -----------------
ASSETS

Cash                                                                             $         -          $        -
                                                                                 -----------          ----------
Investments:
   Affiliate debentures                                                              900,546             900,546
   U.S. Treasury bills                                                                 9,131               9,147
                                                                                  ----------          ----------
   Total investments                                                                 909,677             909,693

Income receivable                                                                     15,759              15,760
                                                                                  ----------          ----------
Total Assets                                                                      $  925,436          $  925,453
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,759          $   15,760
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      773,196             773,196
   General partnership interest                                                      136,481             136,497
                                                                                  ----------          ----------
   Total partners' capital                                                           909,677             909,693
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  925,436          $  925,453
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 27, 2003        JUNE 28, 2002
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,759           $   15,760
   U.S. Treasury bills                                                  27                   42
                                                                ----------           ----------
Earnings                                                        $   15,786           $   15,802
                                                                ==========           ==========


                                                                  FOR THE SIX MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 27, 2003        JUNE 28, 2002
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   31,519           $   31,520
   U.S. Treasury bills                                                  61                  120
                                                                ----------           ----------
Earnings                                                        $   31,580           $   31,640
                                                                ==========           ==========




See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                  FOR THE SIX MONTHS ENDED
                                                             -----------------------------------

                                                              JUNE 27, 2003        JUNE 28, 2002
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              27,062               27,062
Distributions                                                       (13,531)             (13,531)
Distributions payable                                               (13,531)             (13,531)
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,497              136,710
Net income allocated to general partner                               4,518                4,577
Distributions                                                        (2,305)              (2,556)
Distributions payable                                                (2,229)              (2,229)
                                                                 ----------           ----------
Balance, end of period                                              136,481              136,502
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,677           $  909,698
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 27, 2003        JUNE 28, 2002
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,580            $  31,640
   Accretion of U.S. Treasury bills                                                        (61)                (120)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,519               31,520
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of investment securities                                                   (9,096)              (9,096)
   Maturities of investment securities                                                   9,172                9,424
                                                                                     ---------            ---------
      Cash provided by financing activities                                                 76                  328
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (27,062)
   Distributions to general partner                                                     (4,533)              (4,785)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (31,595)             (31,847)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,759 were accrued at June 27, 2003.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
JUNE 27, 2003
--------------------------------------------------------------------------------



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



ITEM 4.  CONTROLS AND PROCEDURES

The person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust's and the Partnership's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ AHMASS L. FAKAHANY
                                   ---------------------------------------------
                               Name:   Ahmass L. Fakahany
                               Title:  Regular Trustee



                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ AHMASS L. FAKAHANY
                                   ---------------------------------------------
                               Name:  Ahmass L. Fakahany
                               Title: Executive Vice President and
                                      Chief Financial Officer



August 7, 2003
--------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.