Form 10-Q
period 2004-06-25
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2004-08-04
CIK 1051827, 1051829

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 25, 2004

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

As of August 4, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       June 25, 2004  December 26, 2003
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  773,196         $  773,196
Interest receivable from affiliates                                                           13,531             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  786,727
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   13,531         $   13,531
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7% Trust Originated Preferred Securities; 30,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   750,000            750,000

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    23,196             23,196
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                773,196            773,196
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  786,727         $  786,727
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               FOR THE THREE MONTHS ENDED
                                                                          ----------------------------------

                                                                          June 25, 2004        June 27, 2003
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  13,531            $  13,531
                                                                              =========            =========



                                                                               FOR THE SIX MONTHS ENDED
                                                                          ----------------------------------

                                                                          June 25, 2004        June 27, 2003
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
                                                                              =========            =========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                   FOR THE SIX MONTHS ENDED
                                                               ----------------------------------

                                                               June 25, 2004        June 27, 2003
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              27,062               27,062
Distributions                                                        (13,531)             (13,531)
Distributions payable                                                (13,531)             (13,531)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
                                                                                 -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $ 27,062          $    27,062
                                                                                      --------            ---------
      Cash provided by operating activities                                             27,062               27,062
                                                                                      --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (27,062)             (27,062)
                                                                                      --------            ---------
      Cash used for financing activities                                               (27,062)             (27,062)
                                                                                      --------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                      --------            ---------
CASH, END OF PERIOD                                                                   $      -            $       -
                                                                                      ========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at June 25, 2004 and June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                               June 25, 2004   December 26, 2003
                                                                               -------------   -----------------
ASSETS

Cash                                                                              $        -          $        -
                                                                                  ----------          ----------
Investments:
   Affiliate debentures                                                              900,546             900,546
   U.S. Government and agencies                                                        9,106               9,105
                                                                                  ----------          ----------
   Total investments                                                                 909,652             909,651

Interest receivable from affiliates                                                   15,759              15,760
                                                                                  ----------          ----------
Total Assets                                                                      $  925,411          $  925,411
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,759          $   15,760
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      773,196             773,196
   General partnership interest                                                      136,456             136,455
                                                                                  ----------          ----------
   Total partners' capital                                                           909,652             909,651
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  925,411         $  925,411
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,759           $   15,759
   U.S. Government and agencies                                         36                   27
                                                                ----------           ----------
Earnings                                                        $   15,795           $   15,786
                                                                ==========           ==========





                                                                 FOR THE SIX MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   31,519           $   31,519
   U.S. Government and agencies                                         54                   61
                                                                ----------           ----------
Earnings                                                        $   31,573           $   31,580
                                                                ==========           ==========


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                  FOR THE SIX MONTHS ENDED
                                                              ----------------------------------

                                                              June 25, 2004        June 27, 2003
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              27,062               27,062
Distributions                                                       (13,531)             (13,531)
Distributions payable                                               (13,531)             (13,531)
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,455              136,497
Net income allocated to general partner                               4,511                4,518
Distributions                                                        (2,282)              (2,305)
Distributions payable                                                (2,228)              (2,229)
                                                                 ----------           ----------
Balance, end of period                                              136,456              136,481
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,652           $  909,677
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
                                                                                 -------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,573            $  31,580
   Accretion of U.S. Government and agencies                                               (54)                 (61)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,519               31,519
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (9,096)              (9,096)
   Maturities of investment securities                                                   9,149                9,172
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 53                   76
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (27,062)
   Distributions to general partner                                                     (4,510)              (4,533)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (31,572)             (31,595)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,759 were accrued at June 25, 2004 and June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
--------------------------------------------------------------------------------



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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



August 4, 2004
--------------

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