Form 10-Q
period 2004-09-24
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2004-11-03
CIK 1051827, 1051829

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2004

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

As of November 3, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 24, 2004 December 26, 2003
                                                                                          ------------------ -----------------
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 24, 2004   September 26, 2003
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
                                                                              =========            =========



                                                                                    FOR THE NINE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 24, 2004   September 26, 2003
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
                                                                              =========            =========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                         FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  September 24, 2004   September 26, 2003
                                                                  ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  750,000           $  750,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  23,196               23,196
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              40,593               40,593
Distributions                                                        (27,062)             (27,062
Distributions payable                                                (13,531)             (13,531)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  773,196           $  773,196
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 24, 2004   September 26, 2003
                                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $ 40,593             $  40,593
                                                                                      --------             ---------
      Cash provided by operating activities                                             40,593                40,593
                                                                                      --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (40,593)              (40,593)
                                                                                      --------             ---------
      Cash used for financing activities                                               (40,593)              (40,593)
                                                                                      --------             ---------

NET CHANGE IN CASH                                                                           -                     -

CASH, BEGINNING OF PERIOD                                                                    -                     -
                                                                                      --------             ---------
CASH, END OF PERIOD                                                                   $      -             $       -
                                                                                      ========             =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at September 24, 2004 and September 26, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  September 24, 2004  December 26, 2003
                                                                                  ------------------  -----------------
ASSETS

Cash                                                                              $        -          $        -
                                                                                  ----------          ----------
Investments:
   Affiliate debentures                                                              900,546             900,546
   U.S. Government and agencies                                                        9,137               9,105
                                                                                  ----------          ----------
   Total investments                                                                 909,683             909,651

Interest receivable from affiliates                                                   15,760              15,760
                                                                                  ----------          ----------
Total Assets                                                                      $  925,443          $  925,411
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   15,760          $   15,760
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      773,196             773,196
   General partnership interest                                                      136,487             136,455
                                                                                  ----------          ----------
   Total partners' capital                                                           909,683             909,651
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  925,443         $  925,411
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                      FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   15,760           $   15,760
   U.S. Government and agencies                                         31                   26
                                                                ----------           ----------
Earnings                                                        $   15,791           $   15,786
                                                                ==========           ==========





                                                                      FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   47,279           $   47,279
   U.S. Government and agencies                                         85                   87
                                                                ----------           ----------
Earnings                                                        $   47,364           $   47,366
                                                                ==========           ==========


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                       FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 September 24, 2004   September 26, 2003
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  773,196           $  773,196
Net income allocated to limited partner                              40,593               40,593
Distributions                                                       (27,062)             (27,062)
Distributions payable                                               (13,531)             (13,531)
                                                                 ----------           ----------
Balance, end of period                                              773,196              773,196
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        136,455              136,498
Net income allocated to general partner                               6,771                6,773
Distributions                                                        (4,510)              (4,588)
Distributions payable                                                (2,229)              (2,229)
                                                                 ----------           ----------
Balance, end of period                                              136,487              136,454
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  909,683           $  909,650
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 24, 2004   September 26, 2003
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,364            $  47,366
   Accretion of U.S. Government and agencies                                               (85)                 (87)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             47,279               47,279
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (9,096)             (18,191)
   Maturities of investment securities                                                   9,149               18,322
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 53                  131
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (40,593)             (40,593)
   Distributions to general partner                                                     (6,739)              (6,817)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (47,332)             (47,410)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,760 were accrued at September 24, 2004 and September 26, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ MARLENE B. DEBEL
                                   ---------------------------------------------
                               Name:   Marlene B. Debel
                               Title:  Regular Trustee


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



November 3, 2004
----------------

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