Form 10-Q
period 2006-03-31
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2006-05-12
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, or a non-acclerated filer. See definition of "accelerated filer and large acclerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Acclerated Filer ___     Non-Acclerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__

As of May 12, 2006 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                      March 31, 2006  December 30, 2005
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    March 31, 2006        April 1, 2005
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
                                                                                         =========            =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    March 31, 2006        April 1, 2005
                                                                                    --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                    $  750,000           $  750,000
                                                                                        ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                        23,196               23,196
                                                                                        ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                     -                    -
Earnings                                                                                    13,531               13,531
Distributions                                                                              (13,531)             (13,531)
Distributions payable                                                                            -                    -
                                                                                        ----------           ----------
Balance, end of period                                                                           -                    -
                                                                                        ----------           ----------


Total Stockholders' Equity                                                              $  773,196           $  773,196
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                    --------------------------------

                                                                                 March 31, 2006        April 1, 2005
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
                                                                                       ========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding III, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------



                                                                                 March 31, 2006     December 30, 2005
                                                                                 --------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,228                 9,134
                                                                                     ----------            ----------
   Total investments                                                                    909,775               909,681
                                                                                     ----------            ----------
Total Assets                                                                         $  909,775            $  909,681
                                                                                     ==========            ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  773,196            $  773,196
   General partnership interest                                                         136,579               136,485
                                                                                     ----------            ----------
Total Partners' Capital                                                              $  909,775            $  909,681
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      March 31, 2006        April 1, 2005
                                                                                      --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,760           $   15,760
   U.S. Government and agencies                                                                   94                   53
                                                                                          ----------           ----------
Earnings                                                                                  $   15,854           $   15,813
                                                                                          ==========           ==========







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                     March 31, 2006         April 1, 2005
                                                                                     --------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      13,531                13,531
Distributions                                                                               (13,531)             (13, 531)
Distributions payable                                                                             -                     -
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,485               136,466
Net income allocated to general partner                                                       2,323                 2,282
Distributions                                                                                (2,229)               (2,229)
Distributions payable                                                                             -                     -
                                                                                         ----------            ----------
Balance, end of period                                                                      136,579               136,519
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,775            $  909,715
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 31, 2006        April 1, 2005
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,854            $  15,813
   Accretion of U.S. Government and agencies                                               (94)                 (53)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,760               15,760
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (13,531)             (13,531)
   Distributions to general partner                                                     (2,229)              (2,229)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (15,760)             (15,760)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



May 12, 2006
-----------

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