Form 10-Q
period 2006-06-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2006-08-09
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__


As of August 9, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      June 30, 2006   December 30, 2005
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 30, 2006       July 1, 2005
                                                                                      --------------      -------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $   13,531         $   13,531
                                                                                           =========          =========


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                       June 30, 2006       July 1, 2005
                                                                                       -------------      -------------
EARNINGS

Interest on affiliate partnership preferred securities                                     $  27,062         $   27,062
                                                                                           =========          =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ----------------------------------

                                                                                      June 30, 2006       July 1, 2005
                                                                                      -------------       -------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                      $  750,000         $  750,000
                                                                                          ----------         ----------

COMMON SECURITIES

Balance, beginning and end of period                                                          23,196             23,196
                                                                                          ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                       -                  -
Earnings                                                                                      27,062             27,062
Distributions                                                                                (27,062)           (27,062)
Distributions payable                                                                              -                  -
                                                                                          ----------         ----------
Balance, end of period                                                                             -                  -
                                                                                          ----------         ----------


Total Stockholders' Equity                                                                $  773,196         $  773,196
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 30, 2006       July 1, 2005
                                                                                      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                               $   27,062         $   27,062
                                                                                          ----------         ----------
      Cash provided by operating activities                                                   27,062             27,062
                                                                                          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                             (27,062)           (27,062)
                                                                                          ----------         ----------
      Cash used for financing activities                                                     (27,062)           (27,062)
                                                                                          ----------         ----------

NET CHANGE IN CASH                                                                                 -                  -

CASH, BEGINNING OF PERIOD                                                                          -                  -
                                                                                          ----------         ----------
CASH, END OF PERIOD                                                                       $        -         $        -
                                                                                          ==========         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30,2006 and  at July 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      June 30, 2006   December 30, 2005
                                                                                      --------------  -----------------
ASSETS

Investments:
   Affiliate debentures                                                                   $  900,547         $  900,547
   U.S. Government and agencies                                                                9,140              9,134
                                                                                          ----------         ----------
   Total investments                                                                         909,687            909,681
                                                                                          ----------         ----------
Total Assets                                                                              $  909,687         $  909,681
                                                                                          ==========         ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                           $  773,196         $  773,196
   General partnership interest                                                              136,491            136,485
                                                                                          ----------         ----------
Total Partners' Capital                                                                   $  909,687         $  909,681
                                                                                          ==========         ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 30, 2006       July 1, 2005
                                                                                      --------------      -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,759         $   15,759
   U.S. Government and agencies                                                                  103                 61
                                                                                          ----------         ----------
Earnings                                                                                  $   15,862         $   15,820
                                                                                          ==========         ==========


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------
                                                                                       June 30, 2006       July 1, 2005
                                                                                      --------------      -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   31,519         $   31,519
   U.S. Government and agencies                                                                  197                114
                                                                                          ----------         ----------
Earnings                                                                                  $   31,716         $   31,633
                                                                                          ==========         ==========








See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 30, 2006       July 1, 2005
                                                                                      --------------      -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                              $  773,196         $  773,196
Net income allocated to limited partner                                                       27,062             27,062
Distributions                                                                                (27,062)           (27,062)
Distributions payable                                                                              -                  -
                                                                                          ----------         ----------
Balance, end of period                                                                       773,196            773,196
                                                                                          ----------         ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                 136,485            136,466
Net income allocated to general partner                                                        4,654              4,571
Distributions                                                                                 (4,648)            (4,562)
Distributions payable                                                                              -                  -
                                                                                          ----------         ----------
Balance, end of period                                                                       136,491            136,475
                                                                                          ----------         ----------

TOTAL PARTNERS' CAPITAL                                                                   $  909,687         $  909,671
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 30, 2006       July 1, 2005
                                                                                      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                               $   31,716         $   31,633
   Accretion of interest on securities issued by U.S. Government and agencies                   (197)              (114)
                                                                                          ----------         ----------
      Cash provided by operating activities                                                   31,519             31,519
                                                                                          ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                          (9,096)            (9,096)
   Maturities of Investment Securities                                                         9,287              9,201
                                                                                          ----------         ----------
      Cash provided by investing activities                                                      191                105
                                                                                          ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                          (27,062)           (27,062)
   Distributions to general partner                                                           (4,648)            (4,562)
                                                                                          ----------         ----------
      Cash used for financing activities                                                     (31,710)           (31,624)
                                                                                          ----------         ----------

NET CHANGE IN CASH                                                                                 -                  -

CASH, BEGINNING OF PERIOD                                                                          -                  -
                                                                                          ----------         ----------
CASH, END OF PERIOD                                                                       $        -         $        -
                                                                                          ==========         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
--------------------------------------------------------------------------------



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

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in securities issued by U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



August 9, 2006
---------------

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