Form 10-Q
period 2006-09-29
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2006-11-08
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2006

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

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__


Indicate by check mark whether the Registrants are shell companies (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of November 8, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                       September 29, 2006    December 30, 2005
                                                                                       ------------------    -----------------
ASSETS

Investment in affiliate partnership preferred securities                               $  773,196            $  773,196
Interest receivable from affiliate                                                          13,531                     -
                                                                                       ----------            ----------
Total Assets                                                                           $  786,727            $  773,196
                                                                                       ==========            ==========

LIABILITY AND STOCKHOLDERS' EQUITY
Distribution payable                                                                   $   13,531            $        -
                                                                                       ----------            ----------

Stockholders' equity:

   Preferred securities (7% Trust Originated Preferred Securities; 30,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                             $  750,000            $  750,000

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                 23,196                23,196
                                                                                       ----------            ----------
Total Stockholders' Equity                                                             $  773,196         $     773,196
                                                                                       ----------            ----------
Total Liability and Stockholders' Equity                                               $  786,727            $  773,196
                                                                                       ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
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
                                                                                       =========             =========


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
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
                                                                                       =========             =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                   $  750,000           $  750,000
                                                                                       ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                       23,196               23,196
                                                                                       ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                    -                    -
Earnings                                                                                   40,593               40,593
Distributions                                                                             (27,062)             (40,593)
Distributions payable                                                                     (13,531)                   -
                                                                                       ----------           ----------
Balance, end of period                                                                          -                    -
                                                                                       ----------           ----------


Total Stockholders' Equity                                                             $  773,196           $  773,196
                                                                                       ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
                                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $ 40,593             $    40,593
   Interest receivable from affiliate                                                  (13,531)                      -
                                                                                      --------             -----------
      Cash provided by operating activities                                             27,062                  40,593
                                                                                      --------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (27,062)                (40,593)
                                                                                      --------             -----------
      Cash used for financing activities                                               (27,062)                (40,593)
                                                                                      --------             -----------

NET CHANGE IN CASH                                                                           -                       -

CASH, BEGINNING OF PERIOD                                                                    -                       -
                                                                                      --------             -----------
CASH, END OF PERIOD                                                                   $      -            $          -
                                                                                      ========             ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at September 29, 2006. No distributions were accrued at September 30, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                      September 29, 2006  December 30, 2005
                                                                                      ------------------  -----------------
ASSETS

Investments:
   Affiliate debentures                                                               $  900,547          $  900,547
   U.S. Government and agencies                                                            9,255               9,134
                                                                                      ----------          ----------
   Total investments                                                                     909,802             909,681
                                                                                      ----------          ----------

Interest receivable from affiliates                                                       15,760                   -
                                                                                      -----------         ----------

Total Assets                                                                          $  925,562          $  909,681
                                                                                      ==========          ==========

LIABILITY AND PARTNERS' CAPITAL
Distributions payable                                                                 $   15,760                   -
                                                                                      ----------          ----------

Partners' capital:
   Limited partnership interest                                                       $  773,196          $  773,196
   General partnership interest                                                          136,606             136,485
                                                                                      ----------          ----------
Total Partners' Capital                                                               $  909,802          $  909,681
                                                                                      ----------          ----------
Total Liability and Partners' Capital                                                 $  925,562          $  909,681
                                                                                      ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
                                                                                      ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                               $   15,760           $   15,760
   U.S. Government and agencies                                                              115                   71
                                                                                      ----------           ----------
Earnings                                                                              $   15,875           $   15,831
                                                                                      ==========           ==========


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------
                                                                                      September 29, 2006   September 30, 2005
                                                                                      ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                               $   47,279           $   47,279
   U.S. Government and agencies                                                              312                  185
                                                                                      ----------           ----------
Earnings                                                                              $   47,591           $   47,464
                                                                                      ==========           ==========








See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
                                                                                      ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                          $  773,196           $  773,196
Net income allocated to limited partner                                                   40,593               40,593
Distributions                                                                            (27,062)             (40,593)
Distributions payable                                                                    (13,531)                   -
                                                                                      ----------           ----------
Balance, end of period                                                                   773,196              773,196
                                                                                      ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                             136,485              136,466
Net income allocated to general partner                                                    6,998                6,871
Distributions                                                                             (4,648)              (6,791)
Distributions payable                                                                     (2,229)                   -
                                                                                      ----------           ----------
Balance, end of period                                                                   136,606              136,547
                                                                                      ----------           ----------

TOTAL PARTNERS' CAPITAL                                                               $  909,802           $  909,743
                                                                                      ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 29, 2006   September 30, 2005
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,591            $  47,464
   Accretion of U.S. Government and agencies                                              (312)                (185)
   Interest receivable from affiliates                                                 (15,760)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,519               47,279
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                    (9,096)              (9,096)
   Maturities of Investment Securities                                                   9,287                9,201
                                                                                     ---------            ---------
      Cash provided by investing activities                                                191                  105
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (40,593)
   Distributions to general partner                                                     (4,648)              (6,791)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (31,710)             (47,384)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $15,760 was accrued at September 29, 2006.
No distribution was accrued at September 30, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



November 8, 2006
----------------

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