Form 10-Q
period 2007-03-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2007-05-11
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 30, 2007

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


The Registrants meet the conditions set forth in General Instruction H 1 (a) and
(b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on March 30, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of May 11, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.






================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                      March 30, 2007  December 29, 2006
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    March 30, 2007        March 31, 2006
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
                                                                                         =========            =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    March 30, 2007        March 31, 2006
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
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                    --------------------------------

                                                                                 March 30, 2007        March 31, 2006
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
                                                                                       ========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 30, 2007 or at March 31, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 30, 2007
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust III (the "Trust") for the year ended December 29, 2006. The December 29, 2006 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------



                                                                                 March 30, 2007     December 29, 2006
                                                                                 --------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,257                 9,141
                                                                                     ----------            ----------
   Total investments                                                                    909,804               909,688
                                                                                     ----------            ----------
Total Assets                                                                         $  909,804            $  909,688
                                                                                     ==========            ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  773,196            $  773,196
   General partnership interest                                                         136,608               136,492
                                                                                     ----------            ----------
Total Partners' Capital                                                              $  909,804            $  909,688
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      March 30, 2007        March 31, 2006
                                                                                      --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,760           $   15,760
   U.S. Government and agencies                                                                  116                   94
                                                                                          ----------           ----------
Earnings                                                                                  $   15,876           $   15,854
                                                                                          ==========           ==========







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                     March 30, 2007         March 31, 2006
                                                                                     --------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      13,531                13,531
Distributions                                                                               (13,531)             (13, 531)
Distributions payable                                                                             -                     -
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,492               136,485
Net income allocated to general partner                                                       2,345                 2,323
Distributions                                                                                (2,229)               (2,229)
Distributions payable                                                                             -                     -
                                                                                         ----------            ----------
Balance, end of period                                                                      136,608               136,579
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,804            $  909,775
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 30, 2007        March 31, 2006
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,876            $  15,854
   Accretion of U.S. Government and agencies                                              (116)                 (94)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,760               15,760
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (13,531)             (13,531)
   Distributions to general partner                                                     (2,229)              (2,229)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (15,760)             (15,760)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 30, 2007 or at March 31, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 30, 2007
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding III, L.P. (the "Partnership") for the year ended December 29, 2006. The December 29, 2006 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



May 11, 2007
-----------

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