Form 10-Q
period 2007-06-29
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2007-08-13
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 29, 2007

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

YES ___    NO _X__


As of August 10, 2007 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------




                                                                                      June 29, 2007   December 29, 2006
                                                                                      --------------  -----------------
ASSETS


Investment in affiliate partnership preferred securities                                  $  773,196         $  773,196
Interest receivable from affliate                                                             13,531                  -
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  773,196
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions Payable                                                                     $   13,531         $        -
                                                                                          ----------         ----------


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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 29, 2007       June 30, 2006
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
                                                                                           =========          =========


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                       June 29, 2007       June 30, 2006
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
                                                                                           =========          =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ----------------------------------

                                                                                      June 29, 2007       June 30, 2006
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 29, 2007       June 30, 2006
                                                                                      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                               $   27,062         $   27,062
   Interest receivable from affiliate                                                        (13,531)                 -
                                                                                          ----------         ----------
      Cash provided by operating activities                                                   13,531             27,062
                                                                                          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                             (13,531)           (27,062)
                                                                                          ----------         ----------
      Cash used for financing activities                                                     (13,531)           (27,062)
                                                                                          ----------         ----------

NET CHANGE IN CASH                                                                                 -                  -

CASH, BEGINNING OF PERIOD                                                                          -                  -
                                                                                          ----------         ----------
CASH, END OF PERIOD                                                                       $        -         $        -
                                                                                          ==========         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, respectively, were accrued at June 29, 2007. No distributions were accrued at June 30, 2007.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 29, 2007
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      June 29, 2007   December 29, 2006
                                                                                      --------------  -----------------
ASSETS

Investments:
   Affiliate debentures                                                                   $  900,547         $  900,547
   U.S. Government and agencies                                                                9,139              9,141
                                                                                          ----------         ----------
   Total investments                                                                         909,686            909,688
Interest receivable from affiliate                                                            15,759                  -
                                                                                          ----------         ----------
Total Assets                                                                              $  925,445         $  909,688
                                                                                          ==========         ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                      $   15,759         $        -

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                           $  773,196         $  773,196
   General partnership interest                                                              136,490            136,492
                                                                                          ----------         ----------
Total Partners' Capital                                                                   $  909,686         $  909,688
                                                                                          ----------         ----------
Total Liability and Partners' Capital                                                     $  925,445            909,688
                                                                                          ==========         ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 29, 2007       June 30, 2006
                                                                                      --------------      -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,759         $   15,759
   U.S. Government and agencies                                                                  114                103
                                                                                          ----------         ----------
Earnings                                                                                  $   15,873         $   15,862
                                                                                          ==========         ==========


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------
                                                                                       June 29, 2007       June 30, 2006
                                                                                      --------------      -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   31,518         $   31,519
   U.S. Government and agencies                                                                  231                197
                                                                                          ----------         ----------
Earnings                                                                                  $   31,749         $   31,716
                                                                                          ==========         ==========








See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 29, 2007       June 30, 2006
                                                                                      --------------      -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                              $  773,196         $  773,196
Net income allocated to limited partner                                                       27,062             27,062
Distributions                                                                                (13,531)           (27,062)
Distributions payable                                                                        (13,531)                 -
                                                                                          ----------         ----------
Balance, end of period                                                                       773,196            773,196
                                                                                          ----------         ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                 136,492            136,485
Net income allocated to general partner                                                        4,687              4,654
Distributions                                                                                 (2,461)            (4,648)
Distributions payable                                                                         (2,228)                 -
                                                                                          ----------         ----------
Balance, end of period                                                                       136,490            136,491
                                                                                          ----------         ----------

TOTAL PARTNERS' CAPITAL                                                                   $  909,686         $  909,687
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      ---------------------------------

                                                                                      June 29, 2007       June 30, 2006
                                                                                      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                               $   31,749         $   31,716
   Accretion of interest on securities issued by U.S. Government and agencies                   (231)              (197)
   Interest receivable from affiliates                                                       (15,759)                 -
                                                                                          ----------         ----------
      Cash provided by operating activities                                                   15,759             31,519
                                                                                          ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                          (9,094)            (9,096)
   Maturities of Investment Securities                                                         9,327              9,287
                                                                                          ----------         ----------
      Cash provided by investing activities                                                      233                191
                                                                                          ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                          (13,531)           (27,062)
   Distributions to general partner                                                           (2,461)            (4,648)
                                                                                          ----------         ----------
      Cash used for financing activities                                                     (15,992)           (31,710)
                                                                                          ----------         ----------

NET CHANGE IN CASH                                                                                 -                  -

CASH, BEGINNING OF PERIOD                                                                          -                  -
                                                                                          ----------         ----------
CASH, END OF PERIOD                                                                       $        -         $        -
                                                                                          ==========         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $15,759 was accrued at June 29, 2007.
No distribution was accrued at June 30, 2006.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 29, 2007
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ GARY CARLIN
                                   ---------------------------------------------
                               Name:   Gary Carlin
                               Title:  Controller, Merrill Lynch & Co., Inc.



August 10, 2007
---------------

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