Form 10-Q
period 2007-09-28
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2007-11-09
CIK 1051827, 1051829

9                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 28, 2007

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

YES ___    NO _X__


As of November 9, 2007 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------------




                                                                                        September 28, 2007    December 29, 2006
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

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding
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
                                                                                             ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                        ---------------------------------

                                                                                      September 28, 2007   September 29, 2006
                                                                                      ------------------    -----------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $   13,531          $   13,531
                                                                                           =========           =========


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                          ---------------------------------

                                                                                      September 28, 2007   September 29, 2006
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
                                                                                          =========            =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                         ----------------------------------

                                                                                      September 28, 2007   September 29, 2006
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
                                                                                          ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                          ---------------------------------

                                                                                      September 28, 2007   September 29, 2006
                                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                               $   40,593          $   40,593
   Interest receivable from affiliate                                                        (13,531)            (13,531)
                                                                                          ----------          ----------
      Cash provided by operating activities                                                   27,062             27,062
                                                                                          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                             (27,062)            (27,062)
                                                                                          ----------          ----------
      Cash used for financing activities                                                     (27,062)            (27,062)
                                                                                          ----------          ----------

NET CHANGE IN CASH                                                                                 -                   -

CASH, BEGINNING OF PERIOD                                                                          -                   -
                                                                                          ----------          ----------
CASH, END OF PERIOD                                                                       $        -          $        -
                                                                                          ==========          ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $13,125 and $406, were accrued at September 28, 2007 and September 29, 2006, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 28, 2007
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------



                                                                                      September 28, 2007    December 29, 2006
                                                                                      ------------------    -----------------
ASSETS

Investments:
   Affiliate debentures                                                                   $  900,547          $  900,547
   U.S. Government and agencies                                                                9,253               9,141
                                                                                          ----------          ----------
   Total investments                                                                         909,800             909,688
Interest receivable from affiliate                                                            15,759                   -
                                                                                          ----------          ----------
Total Assets                                                                              $  925,559          $  909,688
                                                                                          ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                      $   15,759          $        -
                                                                                          ----------          ----------
PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                           $  773,196          $  773,196
   General partnership interest                                                              136,604             136,492
                                                                                          ----------          ----------
Total Partners' Capital                                                                   $  909,800          $  909,688
                                                                                          ----------          ----------
Total Liability and Partners' Capital                                                     $  925,559             909,688
                                                                                          ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                        ---------------------------------

                                                                                      September 28, 2007   September 29, 2006
                                                                                      ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,759          $   15,760
   U.S. Government and agencies                                                                  114                 115
                                                                                          ----------          ----------
Earnings                                                                                  $   15,873          $   15,875
                                                                                          ==========          ==========


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                        ---------------------------------
                                                                                      September 28, 2007   September 29, 2006
                                                                                      ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   47,277          $   47,279
   U.S. Government and agencies                                                                  345                 312
                                                                                          ----------          ----------
Earnings                                                                                  $   47,622          $   47,591
                                                                                          ==========          ==========








See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                           ---------------------------------

                                                                                      September 28, 2007   September 29, 2006
                                                                                      ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                              $  773,196          $  773,196
Net income allocated to limited partner                                                       40,593              40,593
Distributions                                                                                (27,062)            (27,062)
Distributions payable                                                                        (13,531)            (13,531)
                                                                                          ----------          ----------
Balance, end of period                                                                       773,196             773,196
                                                                                          ----------          ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                 136,492             136,485
Net income allocated to general partner                                                        7,030               6,998
Distributions                                                                                 (4,689)             (4,648)
Distributions payable                                                                         (2,229)             (2,229)
                                                                                          ----------          ----------
Balance, end of period                                                                       136,604             136,606
                                                                                          ----------          ----------

TOTAL PARTNERS' CAPITAL                                                                   $  909,800          $  909,802
                                                                                          ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                         ---------------------------------

                                                                                      September 28, 2007   September 29, 2006
                                                                                      ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                               $   47,622          $   47,591
   Accretion of interest on securities issued by U.S. Government and agencies                   (345)               (312)
   Interest receivable from affiliates                                                       (15,759)            (15,760)
                                                                                          ----------          ----------
      Cash provided by operating activities                                                   31,518              31,519
                                                                                          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Investment Securities                                                          (9,094)             (9,096)
   Maturities of Investment Securities                                                         9,327               9,287
                                                                                          ----------          ----------
      Cash provided by investing activities                                                      233                 191
                                                                                          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to limited partner                                                          (27,062)            (27,062)
   Distributions to general partner                                                           (4,689)             (4,648)
                                                                                          ----------          ----------
      Cash used for financing activities                                                     (31,751)            (31,710)
                                                                                          ----------          ----------

NET CHANGE IN CASH                                                                                 -                   -

CASH, BEGINNING OF PERIOD                                                                          -                   -
                                                                                          ----------          ----------
CASH, END OF PERIOD                                                                       $        -          $        -
                                                                                          ==========          ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,759 and $15,760 was accrued at September 28, 2007, and September 29, 2006 respectively.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 28, 2007
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



November 9, 2007
----------------

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