Form 10-Q
period 2008-09-26
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2008-11-07
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 26, 2008

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on September 26, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of November 7, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.






================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                    September 26, 2008  December 28, 2007
                                                                                    ------------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  773,196         $  773,196
Interest receivable from affiliate                                                            13,531             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  786,727         $  786,727
                                                                                          ==========         ==========

Liabilities and Stockholders' Equity
Distribution payable                                                                      $   13,531         $   13,531
                                                                                          ----------         ----------

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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                   September 26, 2008     September 28, 2007
                                                                                   ------------------     ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                   $  13,531              $13,531
                                                                                         =========            =========



                                                                                          FOR THE NINE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    September 26, 2008    September 28, 2007
                                                                                    ------------------   -------------------

EARNINGS

Interest on affiliate partnership preferred securities                                   $  40,593              $40,593
                                                                                        ==========        =============




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                    September 26, 2008   September 28, 2007
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
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                    --------------------------------

                                                                                 September 26, 2008   September 28, 2007
                                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $ 40,593          $    40,593
   Interest receivable from affiliate                                                   (13,531)             (13,531)
                                                                                       --------            ---------
      Cash provided by operating activities                                              27,062               27,062
                                                                                       --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (27,062)             (27,062)
                                                                                       --------            ---------
      Cash used for financing activities                                                (27,062)             (27,062)
                                                                                       --------            ---------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                       --------            ---------
CASH, END OF PERIOD                                                                    $      -            $       -
                                                                                       ========            =========




SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Preferred and common distributions of $13,125 and $406 were accrued at September 26, 2008 and September 28, 2007, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 26, 2008
-------------------------------------------------------------------------------

Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch Preferred Capital Trust III's (the "Trust") Annual Report on Form 10-K for the year ended December 28, 2007.

The Trust is a statutory business trust formed under the Delaware business Trust Act. Merrill Lynch & Co., Inc. (ML&Co.) is the sole owner of the Trust common securities.

On September 15, 2008, ML&Co. entered into an Agreement and Plan of Merger
(the "Merger Agreement") with Bank of America Corporation ("Bank of America"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge with and into ML&Co. with ML&Co. continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The merger has been approved by the board of directors of each of ML&Co. and Bank of America and is subject to shareholder votes at both companies.

The transaction is expected to close on December 31, 2008 or earlier subject to shareholder approval, customary closing conditions and regulatory approvals. ML&Co. is currently assessing the impact of the acquistion to the Trust.

BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements.
The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding III, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------



                                                                                 September 26, 2008     December 28, 2007
                                                                                 ------------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,156                 9,125
                                                                                     ----------            ----------
   Total investments                                                                    909,703               909,672
   Interest receivable from affiliate                                                    15,760                15,759
                                                                                     ----------            ----------
Total Assets                                                                         $  925,463            $  925,431
                                                                                     ==========            ==========
Liability and Partners' Capital
  Distribution Payable                                                               $   15,760            $   15,760

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         773,196               773,196
   General partnership interest                                                         136,507               136,475
                                                                                     ----------            ----------
   Total Partners' Capital                                                              909,703               909,671
                                                                                     ----------            ----------
Total Liability and Partners' Capital                                                $  925,463            $  925,431
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      September 26, 2008  September 28, 2007
                                                                                      ------------------  ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,760           $   15,759
   U.S. Government and agencies                                                                   43                  114
                                                                                          ----------           ----------
Earnings                                                                                  $   15,803           $   15,873
                                                                                          ==========           ==========




                                                                                           FOR THE NINE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      September 26, 2008    September 28, 2007
                                                                                      ------------------   -------------------

EARNINGS

Interest income:
   Affiliate debentures                                                                   $   47,279           $   47,277
   U.S. Government and agencies                                                                  174                  345
                                                                                          ----------           ----------
Earnings                                                                                  $   47,453           $   47,622
                                                                                          ==========           ==========







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                     September 26, 2008    September 28, 2007
                                                                                     ------------------    ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      40,593                40,593
Distributions                                                                               (27,062)              (27,062)
Distributions payable                                                                       (13,531)              (13,531)
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,475               136,492
Net income allocated to general partner                                                       6,860                 7,030
Distributions                                                                                (4,599)               (4,689)
Distributions payable                                                                        (2,229)               (2,229)
                                                                                         ----------            ----------
Balance, end of period                                                                      136,507               136,604
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,703            $  909,800
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     September 26, 2008   September 28, 2007
                                                                                     ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,453            $  47,622
   Accretion of U.S. Government and agencies                                              (174)                (345)
   Interest receivable from affiliates                                                 (15,760)             (15,759)
                                                                                      --------            ---------
      Cash provided by operating activities                                             31,519               31,518
                                                                                      --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment Securities                                                    (9,096)              (9,094)
   Maturities of Investment Securities                                                   9,238                9,327
                                                                                      --------            ---------
      Cash provided by investing activities                                                142                  233
                                                                                      --------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (27,062)
   Distributions to general partner                                                     (4,599)              (4,689)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,661)             (31,751)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions of $15,760 and $15,759 were accrued at September 26, 2008 and September 28, 2007, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 26, 2008
--------------------------------------------------------------------------------


Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch Preferred Funding III, L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 28, 2007.

The Partnership is a statutory business trust formed under the Delaware business Trust Act. Merrill Lynch & Co., Inc. (ML&Co.) is the sole general partner of the Partnership.

On September 15, 2008, ML&Co. entered into an Agreement and Plan of Merger
(the "Merger Agreement") with Bank of America Corporation ("Bank of America"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge with and into ML&Co. with ML&Co. continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The merger has been approved by the board of directors of each of ML&Co. and Bank of America and is subject to shareholder votes at both companies.

The transaction is expected to close on December 31, 2008 or earlier subject to shareholder approval, customary closing conditions and regulatory approvals. ML&Co. is currently assessing the impact of the acquisition to the Partnership.


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements.
The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ Marlene Debel
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ GARY CARLIN
                                   ---------------------------------------------
                               Name:   Gary Carlin
                               Title:  Vice President, Controller and
                                       Chief Accounting Officer,
                                       Merrill Lynch & Co., Inc.



November 7, 2008
----------------

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