Form 10-Q
period 2009-03-31
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2009-05-14
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2009

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


Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (&232.405) during the preceding 12 months (or for such shorter period that the registrants
were required to submit and post such files).   Yes [ ] No [ ]

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]
Smaller reporting company [ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of May 14, 2009, no voting stock of the Registrants was held by non-affiliates of the Registrants.

The Registrants meet the conditions set forth in General Instruction H 1 (a) and
(b) of Form 10-Q and are therefore filing this form with a reduced disclosure format.




================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                      March 31, 2009    December 26, 2008

                                                                                    ------------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  773,196         $  773,196
Interest receivable from affiliate                                                                 -             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  773,196         $  786,727
                                                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Distribution payable                                                                      $        -         $   13,531
                                                                                          ----------         ----------

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (7% Trust Originated Preferred Securities; 30,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   750,000            750,000

   Common securities (7% Trust Common Securities;
      927,840 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    23,196             23,196
                                                                                          ----------         ----------
Total Stockholders' Equity                                                                   773,196            773,196
                                                                                          ----------         ----------
Total Liabilities and Stockholders' Equity                                                $  773,196         $  786,727
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                     March 31, 2009         March 28, 2008
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
                                                                                         =========            =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                        March 31, 2009   March 28, 2008
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
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                    --------------------------------

                                                                                    March 31, 2009       March 28, 2008
                                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $ 13,531          $    13,531
   Change in interest receivable from affiliate                                               -              (13,531)
                                                                                       --------            ---------
      Cash provided by operating activities                                              13,531                    -
                                                                                       --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (13,531)                   -
                                                                                       --------            ---------
      Cash used for financing activities                                                (13,531)                   -
                                                                                       --------            ---------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                       --------            ---------
CASH, END OF PERIOD                                                                    $      -            $       -
                                                                                       ========            =========




SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions accrued at March 31, 2009 and March 28, 2008 were $0 and $13,531, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2009
-------------------------------------------------------------------------------

Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch Preferred Capital Trust III's (the "Trust") Annual Report on Form 10-K for the year ended December 26, 2008.

The Trust is a statutory business trust formed under the Delaware Business Trust Act. Merrill Lynch & Co., Inc. ("ML&Co.") is the sole owner of the Trust common securities.

On January 1, 2009, ML&Co. was acquired by Bank of America Corporation ("Bank of America") with ML&Co. continuing as a wholly-owned subsidiary of Bank of America.

BASIS OF PRESENTATION

Effective January 1, 2009, the Trust adopted calendar quarter-end and year-end reporting periods to coincide with those of ML&Co. and Bank of America.
Earnings for the intervening period between the Trust's previous fiscal year-end (December 26, 2008) and beginning of the current quarter
(January 1, 2009) were not material. During this period, the Trust received cash of $13.5 million from an affiliate and paid $13.5 million in distributions.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 26, 2008. The December 26, 2008 balance sheet information was derived from the audited financial statements.
The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding III, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------



                                                                                     March 31, 2009     December 26, 2008
                                                                                 ------------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,112                 9,101
                                                                                     ----------            ----------
   Total investments                                                                    909,659               909,648
   Interest receivable from affiliate                                                         -                15,760
                                                                                     ----------            ----------
Total Assets                                                                         $  909,659            $  925,408
                                                                                     ==========            ==========
LIABILITIES AND PARTNERS' CAPITAL

  Distribution Payable                                                               $        -            $   15,760
                                                                                      ---------            ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         773,196               773,196
   General partnership interest                                                         136,463               136,452
                                                                                     ----------            ----------
   Total Partners' Capital                                                              909,659               909,648
                                                                                     ----------            ----------
Total Liabilities and Partners' Capital                                              $  909,659            $  925,408
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      March 31, 2009       March 28, 2008
                                                                                      ------------------  ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,760           $   15,760
   U.S. Government and agencies                                                                   11                   71
                                                                                          ----------           ----------
Earnings                                                                                  $   15,771           $   15,831
                                                                                          ==========           ==========







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                       March 31, 2009        March 28, 2008
                                                                                     ------------------    ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      13,531                13,531
Distributions                                                                               (13,531)                    -
Distributions payable                                                                             -               (13,531)
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,452               136,475
Net income allocated to general partner                                                       2,240                 2,300
Distributions                                                                                (2,229)                    -
Distributions payable                                                                             -                (2,229)
                                                                                         ----------            ----------
Balance, end of period                                                                      136,463               136,546
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,659            $  909,742
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       March 31, 2009       March 28, 2008
                                                                                     ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,771            $  15,831
   Accretion of interest on securities issued by
   U.S. Government and agencies                                                            (11)                 (71)
   Change in Interest receivable from affiliates                                             -              (15,760)
                                                                                      --------            ---------
      Cash provided by operating activities                                             15,760                    -
                                                                                      --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (13,531)                   -
   Distributions to general partner                                                     (2,229)                   -
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,760)                   -
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions accrued at March 31, 2009 and March 28, 2008 were $0 and $15,760, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2009
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch Preferred Funding III, L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 26, 2008.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act. Merrill Lynch & Co., Inc. ("ML&Co.") is the sole general partner of the Partnership.

On January 1, 2009, ML&Co. was acquired by Bank of America Corporation ("Bank of America") with ML&Co. continuing as a wholly-owned subsidiary of Bank of America.


BASIS OF PRESENTATION

Effective January 1, 2009, the Partnership adopted calendar quarter-end and year-end reporting periods to coincide with those of ML&Co. and Bank of America. Earnings for the intervening period between the Partnership's previous fiscal year-end (December 26, 2008) and beginning of the current quarter (January 1, 2009) were not material. During this period, the Partnership received cash of $15.8 million from an affiliate and paid $15.8 million in distributions.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 26, 2008. The December 26, 2008 balance sheet information was derived from the audited financial statements.
The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair statement of the condensed financial statements have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST III*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING III, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ THOMAS W. PERRY
                                   ---------------------------------------------
                               Name:   Thomas W. Perry
                               Title:  Chief Accounting Officer and Controller
                                       Merrill Lynch & Co., Inc.



May 14, 2009
------------

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