Form 10-Q
period 2009-06-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2009-08-14
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2009

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]
Smaller reporting company [ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of August 14, 2009, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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




================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                      June 30, 2009     December 26, 2008
                                                                                    ------------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  773,196         $  773,196
Interest receivable from affiliates                                                                -             13,531
                                                                                          ----------         ----------
Total Assets                                                                              $  773,196         $  786,727
                                                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Distribution payable                                                                      $        -         $   13,531
                                                                                          ----------         ----------

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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                     June 30, 2009         June 27, 2008
                                                                                   ------------------     --------------
EARNINGS

Interest on affiliate partnership preferred securities                                   $  13,531            $  13,531
                                                                                         =========            =========



                                                                                          FOR THE SIX MONTHS ENDED
                                                                                    -----------------------------------

                                                                                     June 30, 2009         June 27, 2008
                                                                                   ------------------     --------------

EARNINGS

Interest on affiliate partnership preferred securities                                   $  27,062            $  27,062
                                                                                         =========            =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                    -----------------------------------

                                                                                        June 30, 2009      June 27, 2008
                                                                                    ------------------   ---------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                    $  750,000           $  750,000
                                                                                        ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                        23,196               23,196
                                                                                        ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                     -                    -
Earnings                                                                                    27,062               27,062
Distributions                                                                              (27,062)             (13,531)
Distributions payable                                                                            -              (13,531)
                                                                                        ----------           ----------
Balance, end of period                                                                           -                    -
                                                                                        ----------           ----------


Total Stockholders' Equity                                                              $  773,196           $  773,196
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                    --------------------------------

                                                                                    June 30, 2009       June 27, 2008
                                                                                 ------------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $ 27,062           $   27,062
   Change in interest receivable from affiliates                                              -              (13,531)
                                                                                       --------           ----------
      Cash provided by operating activities                                              27,062               13,531
                                                                                       --------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (27,062)             (13,531)
                                                                                       --------           ----------
      Cash used for financing activities                                                (27,062)             (13,531)
                                                                                       --------           ----------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                       --------           ----------
CASH, END OF PERIOD                                                                    $      -            $       -
                                                                                       ========           ==========




SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions accrued at June 30, 2009 and June 27, 2008 were $0 and $13,531, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2009
-------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

Effective January 1, 2009, the Trust adopted calendar quarter-end and year-end reporting periods to coincide with those of ML&Co. and Bank of America.
Earnings for the intervening period between the Trust's previous fiscal year-end (December 26, 2008) and beginning of the current year
(January 1, 2009) were not material. During this period, the Trust received cash of $13.5 million from an affiliate and paid $13.5 million in distributions.

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


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------



                                                                                     June 30, 2009     December 26, 2008
                                                                                 ------------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,098                 9,101
                                                                                     ----------            ----------
   Total investments                                                                    909,645               909,648
   Interest receivable from affiliates                                                        -                15,760
                                                                                     ----------            ----------
Total Assets                                                                         $  909,645            $  925,408
                                                                                     ==========            ==========
LIABILITIES AND PARTNERS' CAPITAL

  Distribution Payable                                                               $        -            $   15,760
                                                                                      ---------            ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         773,196               773,196
   General partnership interest                                                         136,449               136,452
                                                                                     ----------            ----------
   Total Partners' Capital                                                              909,645               909,648
                                                                                     ----------            ----------
Total Liabilities and Partners' Capital                                              $  909,645            $  925,408
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      June 30, 2009          June 27, 2008
                                                                                      --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,759           $   15,760
   U.S. Government and agencies                                                                    8                   59
                                                                                          ----------           ----------
Earnings                                                                                  $   15,767           $   15,819
                                                                                          ==========           ==========


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      June 30, 2009          June 27, 2008
                                                                                      --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   31,519           $   31,519
   U.S. Government and agencies                                                                   19                  131
                                                                                          ----------           ----------
Earnings                                                                                  $   31,538           $   31,650
                                                                                          ==========           ==========





See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                      -----------------------------------

                                                                                       June 30, 2009         June 27, 2008
                                                                                     ------------------    ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      27,062                27,062
Distributions                                                                               (27,062)              (13,531)
Distributions payable                                                                             -               (13,531)
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,452               136,475
Net income allocated to general partner                                                       4,476                 4,588
Distributions                                                                                (4,479)               (2,370)
Distributions payable                                                                             -                (2,229)
                                                                                         ----------            ----------
Balance, end of period                                                                      136,449               136,464
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,645            $  909,660
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       June 30, 2009       June 27, 2008
                                                                                     ------------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,538            $  31,650
   Accretion of interest on securities issued by
   U.S. Government and agencies                                                            (19)                (131)
   Change in Interest receivable from affiliates                                             -              (15,760)
                                                                                      --------            ---------
      Cash provided by operating activities                                             31,519               15,759
                                                                                      --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Investment Securities                                                   ( 9,096)             ( 9,096)
   Maturities of Investment Securities                                                   9,118                9,238
                                                                                      --------            ---------
      Cash provided by investing activities                                                 22                  142
                                                                                      ========            =========


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (27,062)             (13,531)
   Distributions to general partner                                                     (4,479)              (2,370)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,541)             (15,901)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions accrued at June 30, 2009 and June 27, 2008 were $0 and $15,760, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2009
--------------------------------------------------------------------------------

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


BASIS OF PRESENTATION

Effective January 1, 2009, the Partnership adopted calendar quarter-end and year-end reporting periods to coincide with those of ML&Co. and Bank of America. Earnings for the intervening period between the Partnership's previous fiscal year-end (December 26, 2008) and beginning of the current year
(January 1, 2009) were not material. During this period, the Partnership received cash of $15.8 million from an affiliate and paid $15.8 million in distributions.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 26, 2008. The interim condensed financial statements for the three- and six-month periods are unaudited; however, all adjustments necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At June 30, 2009, the estimated fair value of the investment in affiliate debentures is approximately $570 million and the fair value of the investment in U.S. Government and agency securities approximates its carrying value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



August 14, 2009
---------------

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

     31.1*     Rule 13a - 14(a) Certification.

     31.2*     Rule 13a - 14(a) Certification.

     32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*Filed herewith