Form 10-Q
period 2009-09-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2009-11-13
CIK 1051827, 1051829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2009

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]
Smaller reporting company [ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of November 13, 2009, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                      September 30, 2009     December 26, 2008
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                   September 30, 2009  September 26, 2008
                                                                                   ------------------  ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                   $  13,531            $  13,531
                                                                                         =========            =========



                                                                                          FOR THE NINE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                     September 30, 2009  September 26, 2008
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
                                                                                         =========            =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                    -----------------------------------

                                                                                   September 30, 2009    September 26, 2008
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
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                    --------------------------------

                                                                                  September 30, 2009   September 26, 2008
                                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $ 40,593           $   40,593
   Change in interest receivable from affiliates                                              -              (13,531)
                                                                                       --------           ----------
      Cash provided by operating activities                                              40,593               27,062
                                                                                       --------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (40,593)             (27,062)
                                                                                       --------           ----------
      Cash used for financing activities                                                (40,593)             (27,062)
                                                                                       --------           ----------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                       --------           ----------
CASH, END OF PERIOD                                                                    $      -            $       -
                                                                                       ========           ==========




SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions accrued at September 30, 2009 and September 26, 2008 were $0 and
$13,531, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 30, 2009
-------------------------------------------------------------------------------

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

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 26, 2008. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding III, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------



                                                                                 September 30, 2009     December 26, 2008
                                                                                 ------------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $  900,547            $  900,547
   U.S. Government and agencies                                                           9,099                 9,101
                                                                                     ----------            ----------
   Total investments                                                                    909,646               909,648
   Interest receivable from affiliates                                                        -                15,760
                                                                                     ----------            ----------
Total Assets                                                                         $  909,646            $  925,408
                                                                                     ==========            ==========
LIABILITIES AND PARTNERS' CAPITAL

  Distribution Payable                                                               $        -            $   15,760
                                                                                      ---------            ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         773,196               773,196
   General partnership interest                                                         136,450               136,452
                                                                                     ----------            ----------
   Total Partners' Capital                                                              909,646               909,648
                                                                                     ----------            ----------
Total Liabilities and Partners' Capital                                              $  909,646            $  925,408
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      September 30, 2009  September 26, 2008
                                                                                      --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   15,760           $   15,760
   U.S. Government and agencies                                                                    5                   43
                                                                                          ----------           ----------
Earnings                                                                                  $   15,765           $   15,803
                                                                                          ==========           ==========


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                      September 30, 2009  September 26, 2008
                                                                                      --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   47,279           $   47,279
   U.S. Government and agencies                                                                   24                  174
                                                                                          ----------           ----------
Earnings                                                                                  $   47,303           $   47,453
                                                                                          ==========           ==========





See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                       September 30, 2009  September 26, 2008
                                                                                     ------------------    ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                             $  773,196            $  773,196
Net income allocated to limited partner                                                      40,593                40,593
Distributions                                                                               (40,593)              (27,062)
Distributions payable                                                                             -               (13,531)
                                                                                         ----------           -----------
Balance, end of period                                                                      773,196               773,196
                                                                                         ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                136,452               136,475
Net income allocated to general partner                                                       6,710                 6,860
Distributions                                                                                (6,712)               (4,599)
Distributions payable                                                                             -                (2,229)
                                                                                         ----------            ----------
Balance, end of period                                                                      136,450               136,507
                                                                                         ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                  $  909,646            $  909,703
                                                                                         ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     September 30, 2009  September 26, 2008
                                                                                     ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,303            $  47,453
   Accretion of interest on securities issued by
   U.S. Government and agencies                                                            (24)                (174)
   Change in interest receivable from affiliates                                             -              (15,760)
                                                                                      --------            ---------
      Cash provided by operating activities                                             47,279               31,519
                                                                                      --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities                                                   (18,192)             ( 9,096)
   Maturities of investment securities                                                  18,218                9,238
                                                                                      --------            ---------
      Cash provided by investing activities                                                 26                  142
                                                                                      --------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (40,593)             (27,062)
   Distributions to general partner                                                     (6,712)              (4,599)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (47,305)             (31,661)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Distributions accrued at September 30, 2009 and September 26, 2008 were $0 and
$15,760, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 30, 2009
--------------------------------------------------------------------------------

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

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 26, 2008. The interim condensed financial statements for the three- and nine-month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2009, the estimated fair value of the investment in affiliate debentures is approximately $574 million and the fair value of the investment in U.S. Government and agency securities approximates its carrying value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There are no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I,
Item 1A. "Risk Factors" in the Trust's and the Partnership's 2008 Annual Report on Form 10-K, other than the addition of the following risk factor included in ML&Co.'s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2009, which is incorporated by reference from Exhibit 99.1 to this report.


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

     31.1     Rule 13a - 14(a) Certification.

     31.2     Rule 13a - 14(a) Certification.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Excerpt of Merrill Lynch & Co., Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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



November 13, 2009
-----------------

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

     31.1*     Rule 13a - 14(a) Certification.

     31.2*     Rule 13a - 14(a) Certification.

     32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1* Excerpt of Merrill Lynch & Co., Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2009.

---------------
*Filed herewith