Form 10-Q
period 2010-06-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2010-08-12
CIK 1051827, 1051829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Registrant’s telephone number, including area code: (212) 449-1000
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (&232.405) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	June 30, 2010	December 31, 2009

ASSETS

Investment in affiliate partnership preferred securities	$773,196	$773,196

Total Assets	$773,196	$773,196

STOCKHOLDERS’ EQUITY

Preferred securities (7% Trust Originated Preferred Securities; 30,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$750,000	$750,000

Common securities (7% Trust Common Securities; 927,840 authorized, issued, and outstanding; $25 liquidation amount per security)	23,196	23,196

Total Stockholders’ Equity	$773,196	$773,196

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2010	June 30, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$13,531	$13,531

	FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$27,062	$27,062

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

PREFERRED SECURITIES
Balance, beginning and end of period	$750,000	$750,000

COMMON SECURITIES
Balance, beginning and end of period	23,196	23,196

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	27,062	27,062
Distributions	(27,062)	(27,062)

Balance, end of period	—	—

Total Stockholders’ Equity	$773,196	$773,196

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$27,062	$27,062

Cash provided by operating activities	27,062	27,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(27,062)	(27,062)

Cash used for financing activities	(27,062)	(27,062)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
June 30, 2010
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

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	June 30, 2010	December 31, 2009

ASSETS

Investments:
Affiliate debentures	$900,547	$900,547
U.S. Government and agencies	9,101	9,105

Total investments	909,648	909,652

Total Assets	$909,648	$909,652

PARTNERS’ CAPITAL

Limited partnership interest	$773,196	$773,196
General partnership interest	136,452	136,456

Total Partners’ Capital	$909,648	$909,652

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2010	June 30, 2009

EARNINGS

Interest income:
Affiliate debentures	$15,759	$15,759
U.S. Government and agencies	4	8

Earnings	$15,763	$15,767

	FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

EARNINGS

Interest income:
Affiliate debentures	$31,519	$31,519
U.S. Government and agencies	9	19

Earnings	$31,528	$31,538

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$773,196	$773,196
Net income allocated to limited partner	27,062	27,062
Distributions	(27,062)	(27,062)

Balance, end of period	773,196	773,196

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	136,456	136,452
Net income allocated to general partner	4,466	4,476
Distributions	(4,470)	(4,479)

Balance, end of period	136,452	136,449

TOTAL PARTNERS’ CAPITAL	$909,648	$909,645

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$31,528	$31,538
Accretion of interest on securities issued by U.S. Government and agencies	(9)	(19)

Cash provided by operating activities	31,519	31,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(9,095)	(9,096)
Maturities of investment securities	9,108	9,118

Cash provided by investing activities	13	22

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(27,062)	(27,062)
Distributions to general partner	(4,470)	(4,479)

Cash used for financing activities	(31,532)	(31,541)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
June 30, 2010
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At June 30, 2010, the estimated fair value of the investment in affiliate debentures was approximately $790 million. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There were no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Trust’s and the Partnership’s management, with the participation of the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust’s and the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust’s and the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.
In addition, no change in the Trust’s and the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Trust’s and the Partnership’s 2009 Annual Report on Form 10-K, other than the addition of the risk factor included in ML&Co.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which is incorporated by reference from Exhibit 99.1 to this report.
ITEM 6. EXHIBITS

12	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1	Rule 13a — 14(a) Certification.

31.2	Rule 13a — 14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Excerpt of Merrill Lynch & Co., Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MERRILL LYNCH PREFERRED CAPITAL TRUST III*
By:	/s/ MARLENE DEBEL
	Name:	Marlene Debel
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING III, L.P.*
By:	MERRILL LYNCH & CO., INC., as General Partner

By:	/s/ THOMAS W. PERRY
	Name:	Thomas W. Perry
	Title:	Chief Accounting Officer and Controller Merrill Lynch & Co., Inc.
Date: August 12, 2010

*	There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

INDEX TO EXHIBITS

EXHIBITS

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1*	Rule 13a — 14(a) Certification.

31.2*	Rule 13a — 14(a) Certification.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Excerpt of Merrill Lynch & Co., Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010.

*	Included herewith