Form 10-Q
period 2010-09-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2010-11-12
CIK 1051827, 1051829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 1-7182-06
MERRILL LYNCH PREFERRED CAPITAL TRUST III
(Exact name of Registrant as specified in its certificate of trust)

Delaware (State or other jurisdiction of incorporation or organization)	13-7139561 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
COMMISSION FILE NO.: 1-7182-05
MERRILL LYNCH PREFERRED FUNDING III, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)

Delaware (State or other jurisdiction of incorporation or organization)	13-3982448 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	September 30, 2010	December 31, 2009

ASSETS

Investment in affiliate partnership preferred securities	$773,196	$773,196

Total Assets	$773,196	$773,196

STOCKHOLDERS’ EQUITY

Preferred securities (7% Trust Originated Preferred Securities; 30,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$750,000	$750,000

Common securities (7% Trust Common Securities; 927,840 authorized, issued, and outstanding; $25 liquidation amount per security)	23,196	23,196

Total Stockholders’ Equity	$773,196	$773,196

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$13,531	$13,531

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$40,593	$40,593

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

PREFERRED SECURITIES

Balance, beginning and end of period	$750,000	$750,000

COMMON SECURITIES

Balance, beginning and end of period	23,196	23,196

UNDISTRIBUTED EARNINGS

Balance, beginning of period	—	—

Earnings	40,593	40,593

Distributions	(40,593)	(40,593)

Balance, end of period	—	—

Total Stockholders’ Equity	$773,196	$773,196

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Earnings	$40,593	$40,593

Cash provided by operating activities	40,593	40,593

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions	(40,593)	(40,593)

Cash used for financing activities	(40,593)	(40,593)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
September 30, 2010
Merrill Lynch Preferred Capital Trust III (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole owner of the Trust common securities.
On January 1, 2009, ML&Co. was acquired by Bank of America Corporation (“Bank of America”) and is a wholly-owned subsidiary of Bank of America.
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

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	September 30, 2010	December 31, 2009

ASSETS

Investments:

Affiliate debentures	$900,547	$900,547
U.S. Government and agencies	9,096	9,105

Total investments	909,643	909,652

Total Assets	$909,643	$909,652

PARTNERS’ CAPITAL

Limited partnership interest	$773,196	$773,196
General partnership interest	136,447	136,456

Total Partners’ Capital	$909,643	$909,652

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest income:

Affiliate debentures	$15,760	$15,760
U.S. Government and agencies	3	5

Earnings	$15,763	$15,765

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest income:

Affiliate debentures	$47,279	$47,279
U.S. Government and agencies	12	24

Earnings	$47,291	$47,303

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$773,196	$773,196
Earnings allocated to limited partner	40,593	40,593
Distributions	(40,593)	(40,593)

Balance, end of period	773,196	773,196

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	136,456	136,452
Earnings allocated to general partner	6,698	6,710
Distributions	(6,707)	(6,712)

Balance, end of period	136,447	136,450

TOTAL PARTNERS’ CAPITAL	$909,643	$909,646

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$47,291	$47,303
Accretion of interest on securities issued by U.S. Government and agencies	(12)	(24)

Cash provided by operating activities	47,279	47,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(18,190)	(18,192)
Maturities of investment securities	18,211	18,218

Cash provided by investing activities	21	26

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(40,593)	(40,593)
Distributions to general partner	(6,707)	(6,712)

Cash used for financing activities	(47,300)	(47,305)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
September 30, 2010
Merrill Lynch Preferred Funding III, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole general partner of the Partnership.
On January 1, 2009, ML&Co. was acquired by Bank of America Corporation (“Bank of America”) and is a wholly-owned subsidiary of Bank of America.
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2010, the estimated fair value of the investment in affiliate debentures was approximately $924 million. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There were no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding year-to-date period in the preceding year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Trust’s and the Partnership’s management, with the participation of the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership, have evaluated the effectiveness of the Trust’s and the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust’s and the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.
In addition, no change in the Trust’s and the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. Risk Factors in the Trust’s and the Partnership’s 2009 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors in the Trust’s and the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
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

MERRILL LYNCH PREFERRED CAPITAL TRUST III*

By:	/s/ MARLENE DEBEL

	Name:	Marlene Debel
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING III, L.P.*

By:	MERRILL LYNCH & CO., INC., as General Partner

By:	/s/ PETER D. TAUBE

	Name:	Peter D. Taube
	Title:	Chief Accounting Officer and Controller Merrill Lynch & Co., Inc.
Date: November 12, 2010

*	There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

INDEX TO EXHIBITS

EXHIBITS

12	*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1	*	Rule 13a — 14(a) Certification.

31.2	*	Rule 13a — 14(a) Certification.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith