Form 10-Q
period 2012-09-30
MERRILL LYNCH PREFERRED FUNDING III LP; MERRILL LYNCH PREFERRED CAPITAL TRUST III
filed 2012-11-14
CIK 1051827, 1051829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per security amounts)

	September 30, 2012	December 31, 2011
ASSETS
Investment in affiliate partnership preferred securities	$773,196	$773,196
Interest receivable from affiliate	13,531	—
Total Assets	$786,727	$773,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Distributions payable	$13,531	$—

STOCKHOLDERS’ EQUITY
Preferred securities (7% Trust Originated Preferred Securities; 30,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	750,000	750,000
Common securities (7% Trust Common Securities; 927,840 authorized, issued, and outstanding; $25 liquidation amount per security)	23,196	23,196
Total Stockholders’ Equity	773,196	773,196
Total Liabilities and Stockholders' Equity	$786,727	$773,196
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2012	September 30, 2011
EARNINGS
Interest on affiliate partnership preferred securities	$13,531	$13,531

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011
EARNINGS
Interest on affiliate partnership preferred securities	$40,593	$40,593
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

PREFERRED SECURITIES
Balance, beginning and end of period	$750,000	$750,000

COMMON SECURITIES
Balance, beginning and end of period	23,196	23,196

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	40,593	40,593
Distributions	(27,062)	(40,593)
Distributions payable	(13,531)	—
Balance, end of period	—	—
Total Stockholders’ Equity	$773,196	$773,196
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$40,593	$40,593
Change in interest receivable from affiliate	(13,531)	—
Cash provided by operating activities	27,062	40,593

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(27,062)	(40,593)
Cash used for financing activities	(27,062)	(40,593)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Distributions accrued but not paid at September 30, 2012 and September 30, 2011 were $13,531 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST III
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012
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

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30, 2012	December 31, 2011

ASSETS

Investments:
Affiliate debentures	$900,547	$900,547
U.S. Government and agencies	9,096	9,098
Total investments	909,643	909,645
Interest receivable from affiliates	15,760	—
Total Assets	$925,403	$909,645

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Distributions payable	$15,760	$—

PARTNERS’ CAPITAL
Limited partnership interest	773,196	773,196
General partnership interest	136,447	136,449
Total Partners' Capital	909,643	909,645
Total Liabilities and Partners' Capital	$925,403	$909,645
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2012	September 30, 2011

EARNINGS
Interest income:
Affiliate debentures	$15,760	$15,760
U.S. Government and agencies	2	6
Earnings	$15,762	$15,766

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

EARNINGS
Interest income:
Affiliate debentures	$47,279	$47,279
U.S. Government and agencies	6	17
Earnings	$47,285	$47,296
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$773,196	$773,196
Earnings allocated to limited partner	40,593	40,593
Distributions	(27,062)	(40,593)
Distributions payable	(13,531)	—
Balance, end of period	773,196	773,196

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	136,449	136,452
Earnings allocated to general partner	6,692	6,703
Distributions	(4,465)	(6,708)
Distributions payable	(2,229)	—
Balance, end of period	136,447	136,447
TOTAL PARTNERS’ CAPITAL	$909,643	$909,643
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$47,285	$47,296
Accretion of interest on securities issued by U.S. Government and agencies	(6)	(17)
Change in interest receivable from affiliates	(15,760)	—
Cash provided by operating activities	31,519	47,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(9,096)	(9,096)
Maturities of investment securities	9,104	9,118
Cash provided by investing activities	8	22

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(27,062)	(40,593)
Distributions to general partner	(4,465)	(6,708)
Cash used for financing activities	(31,527)	(47,301)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Distributions accrued but not paid at September 30, 2012 and September 30, 2011 were $15,760 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING III, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2012, the estimated fair value of the investment in affiliate debentures was approximately $1.0 billion, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities. At September 30, 2012, the fair value of the investment in U.S. Government and agency securities, which is classified as Level 1 in the fair value hierarchy under Fair Value Accounting, approximated its carrying value.

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

In addition, no change in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
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

In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 14, 2012

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

101
The following materials from Merrill Lynch Preferred Capital Trust III and Merrill Lynch Preferred Funding III, L.P. Quarterly Reports on Form 10-Q for the three- and nine-month periods ended September 30, 2012 and September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders' Equity / Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements.(1)(2)

(1) Filed herewith.

(2) These interactive data files shall not be deemed filed for purposes of Section 11or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act 1934, as amended, or otherwise subject to liability under those sections.